Form 10-K
period 2013-12-31
US-BLH BIO-ENGINEERING INT'L, INC.
filed 2014-03-05
CIK 1547021

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTIONS 13 OR 15 (d) OF THE

SECURITIES AND EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

Commission file number: 333-181350

US-BLH BIO-ENGINEERING INT’L, INC.
(Exact Name of Registrant as Specified in its Charter)

California	45-2724562
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

699 Serramonte Blvd. Ste 212

Daly City, CA 94015

(Address of Principal Executive Offices)

Registrant’s telephone number, including area code: (650) 530-0699

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to section 12(g) of the Act:

Common Stock, $0.001 par value

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined by Rule 405 of the Securities Act.

Yes      . No  X .

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.

Yes      . No  X .

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X . No      .

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  X .

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	.	Accelerated filer	.
Non-accelerated filer	. (Do not check if a smaller reporting company)	Smaller reporting company	X .

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes      . No  X .

Revenue for the year ended Dec. 31, 2012 was $0.

The Company’s common stock, $.001 par value is not traded on any exchange.

The number of shares outstanding of the issuer’s common stock, $.001 par value, as of February 10, 2014 was 54,521,000 shares.

DOCUMENTS INCORPORATED BY REFERENCE
NONE.

US-BLH BIO-ENGINEERING INT’L, INC.

Form 10-K Annual Report

FORWARD LOOKING STATEMENT INFORMATION

Certain statements made in this Annual Report on Form 10-K are “forward-looking statements” regarding the plans and objectives of management for future operations. Such statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. Our plans and objectives are based, in part, on assumptions involving judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Although we believe that our assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance that the forward-looking statements included in this report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein particularly in view of the current state of our operations, the inclusion of such information should not be regarded as a statement by us or any other person that our objectives and plans will be achieved. Factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements include, but are not limited to, the factors set forth herein under the headings “Business,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors”. We undertake no obligation to revise or update publicly any forward-looking statements for any reason. The terms “we”, “our”, “us”, or any derivative thereof, as used herein refer to US-BLH BIO-ENGINEERING INT’L, INC.

PART 1

ITEM 1.	BUSINESS.

The Company is a medicinal production equipment exporter. We will sell production equipment to buyers on an international basis. We will be working closely with Longshengbeiyao Bio-Engineering Co., Ltd., in Harbin, PRC, and will work towards modernizing production technology to make sure that individuals and producers the world over may economically produce certain medical products. Much of our early success will depend on our relationship with. Longshengbeiyao Bio-Engineering Co., Ltd., which currently occupies 50,000 square meters of land in China, has 30,000,000 RMB in registered capital, and total assets of 100,000,000 per year. Its total plant square footage is currently 16,000 square meters. According to research, there is a market for antihypertensive drugs in China worth 2 billion USD. The rate of hypertension in China has reached the 30% mark among 35 – 74 year-olds, giving us a large market for antihypertensive drugs. The main product of said company is antihypertensive drugs based on tortoise shell extracts.

The Company entered a cooperation agreement to form a joint venture with an unrelated foreign company on March 2, 2012. The agreement between the Company and Longshengbeiyao Bio-Engineering Co., Ltd  “merely creates a trading relationship” with our potential joint venture partner and lays out the intent of the partners for the terms of a joint venture. The agreement confirms their mutual intent to identify and work for certain projects together in the next 20 years.   There is no time limit for the start of the Joint Venture and the agreement merely creates a trading relationship at this time.   If the parties enter into a formal Joint Venture in the future the registrants percentage will be 15.1% of the Joint Venture.    The trading partner is a well established entity in the PRC operating and generating revenue for a number of years.

The other party to the cooperation intent agreement was formed in 2003, has 135 employees, revenue 32 million yuan per year according to the company.  The company produces a Chinese herbal medicine capsul which is daily comsumed by many Chinese people for disease prevention and cure. Green industries are very popular and growing especially in the Heilongjiang Province in China.

The Chinese party to the cooperation agreement is located in Heilongjiang Province China.  The following are taken from “Overview of Green Food Industry in Heilongjiang China” provided by the Department of Commerce of Heilongjiang Province:

Heilongjiang, located in the northeast of China, is the Northernmost province and of the highest latitude in China, named after the largest river inside its territory.

Heilongjiang Habitats the cold temperate zone continental monsoon climate with an average temperature altering from -4degrees to 5degrees C, long winters, high temperature, abundant rainfall and long sunshine period in summers, which is appropriate for the growth of crops.  In addition, as Heilongjiang possesses one of the three world famous black soil zones, the organic content of the soil is higher than other parts of China, Black Soil, Chernozem and Meadow Soil occupying more than 70%  of its arable land, as a result, Heilongjiang is an important commodity grain base and green food processing base in China, the home of food crops like soybean, rice, corn, wheat and potato; and of economic crops like sugar beet, flax and cured tomato.  Being one of the key pasturing areas, Heilongjiang boasts 4.33-million-hectacre grasslands with high quality forage of high-value nutrition, proper for developing animal husbandry.

In the early 1990s, Heilong started to develop green food products.  Until 2011, the areas certified by Green Food standard have reached 4,287,000 hectacres, one quarter of the total areas in China; national-level standardized material production base of green food has extended to 3,4000,000 hectacres, half of the total amount in China; the total output of green food in Heilong has achieved 29,500,000 metric tons, the total output value over 100 billion rmb yuan; there are 520 green food manufacturers that can produce eight types of food including green rice, dairy and mountain products, etc.   Apart from that, there have been over 1200 green food sales outlets at home and more than 200 sales outlets at abroad, mostly in the US, Japan and Southeast Asia.  By the end of 2012, the certificated area of place of origin of green food will have reached 4,467,000 hectacres, a predicted output of 31,500,000 metric tons.

In 2009, green (organic) food processing enterprises in the province developed to 500, sales income reached RMB 28.5 billion Yuan.   15 green food products were awarded as “Famous Brand in China”.

Under the contract with Longshengbeiyao Bio-Engineering Co., Ltd. if the Joint Venture moves forward, the Company will be a 15.1% partner in a Joint Venture for the production of tablets, capsules, granules, and a series of health products and vegetable products.   The duties of the Company under the contract are a $1,000,000 capital contribution, to assist the purchase in the United States of the facilities and equipment needed in the project and shipped to Chinese ports, to assist in all relevant matters such as the purchase of machinery and equipment, and materials outside China commissioned by the parties, to provide the needed equipment for installation, debugging and trial production, as well as technical personnel, production and testing technicians, to train the technical personnel and workers required by the project, to assist and handle the related formalities for Chinese workers, of the project to enter the United States, and to be responsible for handling other matters entrusted by the partners.

We will work hard to scour the United States and elsewhere for companies producing the very best in the industrial-scale medicinal production equipment. It may take us several months to build a network of business contacts to facilitate the commencement of purchase of equipment. Once adequate efficiencies are achieved in logistics and supply, we may begin an international marketing campaign, at first maximizing the personal contacts of our founders, to guarantee a suitable market for our products.

The company plans especially to target the lucrative China market. According to research by our partner firm, there is a market for antihypertensive drugs in China worth 12 billion RMB. The incidence of hypertension in China has reached as much as 30% among 35 – 74 year-olds. The company will do well to take advantage of these burgeoning opportunities.

Developing an adequate knowledge-base in terms of the regulations governing import and export of such equipment, and the network of providers and manufacturers involved, will take some time. That is why we plan to spend a considerable amount of labor and effort in obtaining the requisite knowledge, and/or recruiting suitable personnel to do the job.

Employees

As of December 31, 2012, we had no employees, including management all work is done on a sub contract basis.   We have no agreements with any of our management/subcontractors for any services.  We consider our relations with our subcontractors to be good. Our only subcontractor at this time is Integrated Creative Investment Consulting Group.

The Company does not carry key person life insurance on any of its Directorial personnel. The loss of the services of any of its executive officers or other directors could have a material adverse effect on the business, results of operations and financial condition of the Company. The Company's future success also depends on its ability to retain and attract highly qualified technical and managerial personnel.

There can be no assurance that the Company will be able to retain its key managerial and technical personnel or that it will be able to attract and retain additional highly qualified technical and managerial personnel in the future. The inability to attract and retain the technical and managerial personnel necessary to support the growth of the Company's business, due to, among other things, a large increase in the wages demanded by such personnel, could have a material adverse effect upon the Company's business, results of operations and financial condition.

ITEM 1A.   RISK FACTORS.

Foreign Officers and Directors could result in difficulty enforcing rights.

The officers and directors of the Company are located in China and as such investors may have difficulty in enforcing their legal rights under the United States securities laws.

The prolonged downturn in the global economy could materially and adversely affect our business and results of operations.

The global market and economic conditions during the years 2008 through 2012 are unprecedented and challenging, with recessions occurring in most major economies. Continued concerns about the systemic impact of potential long-term and wide-spread recession, energy costs, geopolitical issues, and the availability and cost of credit have contributed to increased market volatility and diminished expectations for economic growth around the world. The difficult economic outlook has negatively affected businesses and consumer confidence and contributed to volatility of unprecedented levels.

The PRC economy faces challenges. The PRC government has implemented various measures to curb inflation. If economic growth continues to slow or the economic downturn continues, our business and results of operations may be materially and adversely affected.

We may not maintain sufficient insurance coverage for the risks associated with our business operations.

Risks associated with our business and operations include, but are not limited to, claims for wrongful acts committed by our officers, directors, employees and other representatives, the loss of intellectual property rights, the loss of key personnel and risks posed by natural disasters. Any of these risks may result in significant losses. We do not carry business interruption insurance. In addition, we cannot provide any assurance that our insurance coverage is sufficient to cover any losses that we may sustain, or that we will be able to successfully claim our losses under our insurance policies on a timely basis or at all. If we incur any loss not covered by our insurance policies, or the compensated amount is significantly less than our actual loss or is not timely paid, our business, financial condition and results of operations could be materially and adversely affected.

We will not own 100% of the equity interests in the potential Joint Venture, which may not be as stable and effective in providing operational control as 100% ownership, and potential exists for conflict of interests.

We operate our business through our future joint venture arrangement with Longshengbeiyao Bio-Engineering Co., Ltd. The Company entered a cooperation agreement to form a joint venture with an unrelated foreign company on March 2, 2012. The agreement confirms their mutual intent to identify and work for certain projects together in the next 20 years.The agreement “merely creates a trading relationship” with our potential joint venture partner and lays out the intent of the partners for the terms of a joint venture. If there are disagreements between Longshengbeiyao Bio-Engineering Co., Ltd. and us regarding the business and operations of the Joint Venture, we cannot provide any assurance that we will be able to resolve those disagreements in a manner that will be in our best interests. In addition, Longshengbeiyao Bio-Engineering Co., Ltd. may (i) have economic or business interests or goals that are inconsistent with ours; (ii) take actions contrary to our instructions, requests, policies or objectives; (iii) be unable or unwilling to fulfill its obligations; (iv) have financial difficulties; or (v) have disputes with us as to the scope of its responsibilities and obligations. Any of these and other factors may materially and adversely affect the performance of the Joint Venture, which may in turn materially and adversely affect our financial condition and results of operations.

Any failure by the future Joint Venture to perform its obligations pursuant to applicable third party contractual arrangements would have a material adverse effect on our business and financial condition.

If the future Joint Venture fails to perform its obligations pursuant to applicable third party contractual arrangements, we may have to incur substantial costs in connection with any dispute resolution regarding enforcement of those arrangements and rely on legal remedies available pursuant to applicable PRC laws.  All of these contractual arrangements are governed by PRC law. The Company entered a cooperation agreement to form a joint venture with an unrelated foreign company on March 2, 2012. The agreement confirms their mutual intent to identify and work for certain projects together in the next 20 years.The agreement “merely creates a trading relationship” with our potential joint venture partner and lays out the intent of the partners for the terms of a joint venture. The legal environment in China is not as developed as in some other jurisdictions, such as the United States.

If the applicable PRC authorities invalidate these contractual arrangements for violation of PRC laws and regulations by the Joint Venture, the Joint Venture terminates the contractual arrangements, or the Joint Venture fails to perform its obligations pursuant to those contractual arrangements, the Joint Venture’s business operations would be materially disrupted and our revenue could decrease substantially.

In addition, if all or part of the Joint Venture’s assets become subject to liens or rights of third party creditors, the Joint Venture may be unable to continue some or all of its business, which could materially and adversely affect our financial condition and results of operations. If the Joint Venture becomes subject to a voluntary or involuntary liquidation proceeding, its unrelated third-party creditors may claim rights to some or all of its assets, which could materially harm our business and our ability to generate revenue and cause the market price of our common stock to decline significantly.

We do not have a set date for the starting of the Joint Venture making the date of the start of operations uncertain.

We do not have a set date for the starting of the Joint Venture making the date of the start of operations uncertain and thus the Company may never have any revenues.

Unmerited legal actions or threats by our employees, consultants or other associates in an attempt to extract payments or benefits from us could have an adverse effect on our business and reputation.

In recent years, as the number of foreign companies doing business in China has increased, there has been an increasing number of unmerited legal actions and threats by current and former employees, consultants or other associates of these companies, in an attempt to extract payments or benefits from them. We may face increasing risks of similar legal actions and threats. Although we expect to vigorously defend ourselves against any such actions if we believe they are frivolous, we cannot provide any assurance that we will prevail in those actions, or will not be subject to any material liability as a result of those actions. Furthermore, regardless of success in our legal defenses, those actions and the threats of those actions would probably be time-consuming and expensive to resolve and would divert our management’s time and attention. Our reputation and profitability may also be harmed as a result.

We depend upon the Joint Venture’s acquisition and maintenance of licenses to conduct its business in the PRC.

In order to conduct its business, the Joint Venture will be required to obtain and maintain various licenses from the appropriate Chinese government authorities, including general business licenses and permits specific to its operations.  We can provide no assurance that the Joint Venture will be successful in obtaining all of the appropriate licenses and permits to conduct its business.  Nor can we provide any assurance that if those licenses or permits are acquired, those licenses and permits will be renewed.

The PRC government may amend relevant laws and discontinue approval of renewal of certain licenses or permits.  Further, fees for such licenses or permits may increase in the future.  The Joint Venture’s failure to obtain or maintain those licenses or permits and any change of the relevant PRC laws regarding the appropriate licenses or permits to the Joint Venture’s disadvantage will have a material adverse impact on our business and financial condition.  Also, if increasing compliance costs associated with governmental standards and regulations restrict or prohibit any part of the Joint Venture’s operations, it may adversely affect our profitability.

Material weaknesses in our internal controls and financial reporting, and our lack of a chief financial officer with sufficient U.S. GAAP experience may limit our ability to prevent or detect financial misstatements or omissions.  As a result, our financial reports may not be in compliance with U.S. GAAP.  Any material weakness, misstatement or omission in our financial statements will negatively affect the market and the price of our stock, which could result in significant loss to our investors.

None of the members of our current management has experience managing and operating a public company, and they rely in many instances on the professional experience and advice of third parties. While we are obligated to hire a qualified chief financial officer to enable us to satisfy our reporting obligations as a U.S. public company, we do not have a chief financial officer with any significant U.S. GAAP experience presently. Although we are actively seeking such a chief financial officer, qualified individuals are often difficult to find, or the individual may not have all of the qualifications that we require. Therefore, we may, in turn, experience “weakness” and potential problems in implementing and maintaining adequate internal controls as required under Section 404 of the “Sarbanes-Oxley” Act of 2002. This “weakness” also includes a deficiency, or combination of deficiencies, in internal controls over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. If we fail to achieve and maintain the adequacy of our internal controls, as such requirements are modified, supplemented or amended from time to time, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002.  Moreover, effective internal controls, particularly those related to revenue recognition, are necessary for us to produce reliable financial reports and are important to help prevent financial fraud.  If we cannot provide reliable financial reports or prevent fraud, our business and operating results could be harmed, investors could lose confidence in our reported financial information, and the trading price of our common stock, if a market ever develops, could drop significantly.

Pursuant to Section 404 of the Sarbanes-Oxley Act, we are required to include in our annual reports our assessment of the effectiveness of our internal control over financial reporting as of the end of our fiscal years.  We have not yet completed any assessment of the effectiveness of our internal control over financial reporting.  We expect to incur additional expenses and diversion of management’s time as a result of performing the system and process evaluation, testing and remediation required in order to comply with the management certification.

We conduct our business by means of a joint venture arrangement. If the Chinese government determines that this arrangement does not comply with applicable regulations, our business could be adversely affected. If the PRC regulatory agencies determine that the agreements that establish the structure and relationship for operating our business in China do not comply with PRC regulatory restrictions on foreign investment, we could be subject to severe penalties. In addition, changes in such Chinese laws and regulations may materially and adversely affect our business.

There are uncertainties regarding the interpretation and application of PRC laws, rules and regulations, including, but not limited to, the laws, rules and regulations governing the validity and enforcement of the joint venture arrangement between Longshengbeiyao Bio-Engineering Co., Ltd Film and us.  Although we believe, based on our understanding of the current PRC laws, rules and regulations, the structure for operating our business in China (including the joint venture arrangement with Longshengbeiyao Bio-Engineering Co., Ltd Film) complies with all applicable PRC laws, rules and regulations and does not violate, breach, contravene or otherwise conflict with any applicable PRC laws, rules or regulations, we cannot assure you that the PRC regulatory authorities will not determine that such joint venture arrangement does not violate PRC laws, rules or regulations.  If the PRC regulatory authorities determine that our joint venture arrangement with Longshengbeiyao Bio-Engineering Co., Ltd Film is in violation of applicable PRC laws, rules or regulations, such joint venture arrangement may become invalid or unenforceable, which will substantially affect our operations adversely.

The Chinese government has broad discretion in dealing with violations of laws and regulations, including levying fines, revoking business and other licenses and requiring actions necessary for compliance. In particular, licenses and permits issued or granted by relevant governmental agencies may be revoked at a later time by other regulatory agencies. We cannot predict the effect of the interpretation of existing or new Chinese laws or regulations on our business. Any of these or similar actions could significantly disrupt our operations or restrict us from conducting a substantial portion of our operations, which could materially and adversely affect our business, financial condition and results of operations.

Non-compliance with the social insurance and housing fund contribution regulations in the PRC could lead to imposition of penalties or other liabilities.

The PRC governmental authorities have passed a variety of laws and regulations regarding social insurance and housing funds, such as the Regulation of Insurance for Labor Injury, the Regulation of Insurance for Unemployment, the Provisional Insurance Measures for Maternity of Employees, Interim Provisions on Registration of Social Insurance, Interim Regulation on the Collection and Payment of Social Insurance Premiums, Regulations on Management of Housing Fund and other related laws and regulations. Pursuant to these regulations, we will be required to obtain and renew the social insurance registration certificate and the housing fund certificate and make enough contributions to the relevant local social insurance and housing fund authorities for our PRC employees. Failure to comply with such laws and regulations would subject us to various fines and legal sanctions and supplemental contributions to the local social insurance and housing fund authorities. The Companies funding requirements will be funded through equity, debt or related party loans.

We must comply with the Foreign Corrupt Practices Act.

We are required to comply with the United States Foreign Corrupt Practices Act, which prohibits U.S. companies from engaging in bribery or other prohibited payments to foreign officials for the purpose of obtaining or retaining business. Foreign companies, including some of our competitors, are not subject to these prohibitions. Corruption, extortion, bribery, pay-offs, theft and other fraudulent practices occur from time-to-time in the PRC. If our competitors engage in these practices, they may receive preferential treatment from personnel of some companies, giving those competitors an advantage in securing business or from government officials who might give them priority in obtaining new licenses, which would put us at a disadvantage. We could suffer severe penalties if our employees or other agents were determined to have engaged in such practices.

If we are unable to retain key personnel, it will have an adverse effect on our business.  We do not maintain “key man” life insurance policies on our key personnel.

The conduct of our business is dependent on retaining the services of qualified personnel.  The loss of key management, the inability to secure or retain such key personnel with unique knowledge of our business or our inability to attract and retain sufficient numbers of other qualified personnel would adversely affect our business and could have a material adverse effect on our business, operating results, and financial condition.

We do not have “key man” life insurance policies for any of our key personnel.  If we were to obtain “key man” insurance for our key personnel, of which there can be no assurance, the amounts of such policies may not be sufficient to pay losses experienced by us as a result of the loss of any of those personnel.

Risks Related to Doing Business in China

The PRC Labor Contract Law and its implementing rules may adversely affect our business and results of operations.

On June 29, 2007, the Standing Committee of the National People’s Congress of China enacted the Labor Contract Law, which became effective on January 1, 2008. On September 18, 2008, the State Council adopted the implementing rules for the Labor Contract Law, which became effective upon adoption. This labor law and its implementing rules have reinforced the protection for employees, who, under the existing PRC Labor Law, already have certain rights, such as the right to have written labor contracts, the right to enter into labor contracts with no fixed terms under specific circumstances, the right to receive overtime wages when working overtime, and the right to terminate or alter terms in the labor contracts. In addition, the Labor Contract Law and its implementing rules have made some amendments to the existing PRC Labor Law and added some clauses that could increase cost of labor to employers. For example, under the Labor Contract Law, employers are required to base their decisions to dismiss employees on seniority, as opposed to merit, under certain circumstances. As the Labor Contract Law and its implementing rules are relatively new, there remains significant uncertainty as to their interpretation and application by the PRC government authorities. At this time there are no operations of the registrant in the PRC but in the future employees such as a sales force or marketing may be employed in the PRC and such labor laws would increase our labor cost and thus lower the registrants profitability. In the event that we decide to significantly reduce our workforce, the Labor Contract Law and its implementing rules could adversely affect our ability to effect these changes cost-effectively or in the manner we desire, which could lead to a negative impact on our business and results of operations.

Due to the nature of our business, we will be subject to certain environmental regulation in the PRC.

Our operations are subject to environmental and safety regulation in the PRC. Such regulation covers a wide variety of matters, including, without limitation, prevention of waste, pollution and protection of the environment, labor regulations and worker safety. In particular, the acceptable level of pollution and the potential clean-up costs and obligations and liability for toxic or hazardous substances for which we may become liable as a result of our activities may be impossible to assess against the current legal framework and current enforcement practices of the PRC. In addition, environmental legislation and permit regimes are likely to evolve in a manner which will require stricter standards and enforcement, increased fines and penalties for non-compliance, more stringent environmental assessments of proposed projects and heightened degree of responsibility for companies and their directors and employees.

Adverse changes in economic and political policies of the PRC government could have a material adverse effect on the overall economic growth of China, which could adversely affect our business.

A significant portion of our business operations is conducted in the PRC. Accordingly, our results of operations, financial condition and prospects are subject to a significant degree to economic, political and legal developments in China. China’s economy differs from the economies of most developed countries in many respects, including with respect to the amount of government involvement, level of development, growth rate, control of foreign exchange and allocation of resources. While the PRC economy has experienced significant growth in the past 30 years or so, growth has been uneven across different regions and among various economic sectors of China. The PRC government has implemented various measures to encourage economic development and guide the allocation of resources. While some of these measures benefit the overall PRC economy, they may also have a negative effect on us. For example, our financial condition and results of operations may be adversely affected by government control over capital investments or changes in tax regulations that are applicable to us.

Although the PRC government has implemented measures since the late 1970s emphasizing the utilization of market forces for economic reform, the reduction of state ownership of productive assets and the establishment of improved corporate governance in business enterprises, the PRC government still owns a substantial portion of productive assets in China. In addition, the PRC government continues to play a significant role in regulating industry development by imposing industrial policies. The PRC government also exercises significant control over China’s economic growth through the allocation of resources, controlling payment of foreign currency-denominated obligations, setting monetary policy, and providing preferential treatment to particular industries or companies. Actions and policies of the PRC government could materially affect our ability to operate our business, which could adversely affect our business.

We face risks related to health epidemics, severe weather conditions and other catastrophes, which could materially and adversely affect our business.

Our business could be materially and adversely affected by the outbreak of avian flu, severe acute respiratory syndrome, or SARS, another health epidemic, severe weather conditions or other catastrophes. In April 2009, Influenza A (H1N1), a new strain of flu virus commonly referred to as “swine flu,” was first discovered in North America and quickly spread to other parts of the world, including China. In January and February 2008, a series of severe winter storms inflicted extensive damages and significantly disrupted people’s lives in large portions of southern and central China. In May 2008, an earthquake measuring 8.0 on the Richter scale hit Sichuan Province in southwestern China, causing huge casualties and property damages. Because the vast majority of our business operations is conducted in China and rely heavily on the efforts of persons residing in China, any prolonged recurrence of avian flu or SARS, or the occurrence of other adverse public health developments such as influenza A (H1N1), severe weather conditions, such as the massive snow storms in January and February 2008, and other catastrophes, such as the Sichuan earthquake, may significantly disrupt our operations, thus causing a material and adverse effect on our business.

Uncertainties with respect to the PRC legal system could adversely affect us.

We conduct our business primarily through our joint venture relationship with Harbin Haixin Biological Fertilizer Co., Ltd. in China. Our operations in China are governed by PRC laws and regulations. Accordingly, we are generally subject to laws and regulations applicable to foreign investments in China. The PRC legal system is based on written statutes. Prior court decisions may be used for reference, but have limited precedential value.

Although since 1979, PRC legislation and regulations have significantly enhanced the protections afforded to various forms of foreign investments in China, China has not developed a fully integrated legal system, and recently enacted laws and regulations may not sufficiently cover all aspects of economic activities in China. In particular, because these laws and regulations are relatively new, and because of the limited volume of published decisions and their nonbinding nature, the interpretation and enforcement of these laws and regulations involve uncertainties that could limit the reliability of the legal protections available to us. In addition, the PRC legal system is based in part on government policies and internal rules (some of which are not published on a timely basis or at all) that may have a retroactive effect. As a result, we may not be aware of our violation of these policies and rules until sometime after the violation. In addition, any litigation in China may be protracted and result in substantial costs and diversion of resources and management attention.

We cannot predict the effects of future developments in the PRC legal system. We may be required in the future to procure additional permits, authorizations and approvals for operations, which may not be obtainable in a timely fashion or at all. An inability to obtain such permits or authorizations may have a material adverse effect on our business, financial condition and results of operations.

Any deterioration of political relations among the United States and the PRC could impair our operations.

The relationship between the United States and the PRC is subject to sudden fluctuation and periodic tension. Changes in political conditions in the PRC and changes in the state of Sino-U.S. relations are difficult to predict and could adversely affect our operations. Such a change could lead to a decline in our profitability. Any weakening of relations among the United States and the PRC could have a material adverse effect on our operations.

Compensation for our future employees may make us potentially less profitable.

In recent years, compensation in various industries in China has increased and may continue to increase in the future. In order to attract and retain skilled personnel, we may need to increase the compensation of our employees. Compensation may, also, increase as inflationary pressure increases in China. In addition, under the Regulations on Paid Annual Leave for Employees, which became effective on January 1, 2008, employees who have served more than one year for a specific employer are entitled to a paid vacation ranging from 5 to 15 days, depending on length of service. Employees who waive such vacation time at the request of employers must be compensated for three times their normal salaries for each waived vacation day. This mandated paid-vacation regulation, coupled with the trend of increasing compensation, may result in increase in our employee-related costs and expenses and decrease in our profit margins.

PRC regulation of direct investments in PRC entities by offshore companies may delay or prevent us from contributing our funds to the Joint Venture.

Any funds we contribute to the Joint Venture may be subject to approval by or registration with relevant governmental authorities in China. According to the relevant PRC regulations regarding foreign-invested enterprises in China, capital contributions to the Joint Venture may be subject to the approval of the PRC Ministry of Commerce or its local branches. Such authorities are required to conclude the approval process regarding capital contribution within 30 days. There is no statutory requirement in the PRC to complete such registration process within certain time period. The PRC government does not charge any fee for any of the foregoing approvals and registrations process.

In addition, on August 29, 2008, SAFE promulgated Circular 142, a notice regulating the conversion by a foreign-invested company of foreign currency into RMB by restricting how the converted RMB may be used. Circular 142 requires that RMB converted from the foreign currency-denominated capital of a foreign-invested company may only be used for purposes within the business scope approved by the applicable governmental authority and may not be used for equity investments within the PRC, unless specifically provided for otherwise in its business scope. In addition, the State Administration of Foreign Exchange (“SAFE”) strengthened its oversight over the flow and use of RMB funds converted from the foreign currency-denominated capital of a foreign-invested company. The use of such RMB fund may not be changed without approval from SAFE or its local counterparts. Violations of Circular 142 may result in severe penalties, including substantial fines as set forth in the Foreign Exchange Administration Regulations.

We cannot provide any assurance that we will be able to obtain the required government registrations or approvals on a timely basis, if at all, with respect to contributions made by us to the Joint Venture. If we fail to receive such registrations or approvals, our ability to contribute to the capital of the Joint Venture would be negatively affected, which would adversely and materially affect our business. As the registrant does not yet have funds to start the Joint Venture and only have established a trading relationship at this time, no application has been prepared or submitted to the PRC Ministry of Commerce for approval of the Joint Venture contribution.

We may be classified as a “resident enterprise” for PRC enterprise income tax purposes; such classification could result in unfavorable tax consequences to us and our non-PRC shareholders.

Under the PRC Enterprise Income Tax Law, or the New EIT Law, and its implementing rules, both effective from January 1, 2008, an enterprise established outside of China with “de facto management bodies” within China is considered a resident enterprise and will be subject to enterprise income tax at the rate of 25% on its worldwide income. The implementing rules define the term “de facto management bodies” as establishments that carry out substantial and overall management and control over the manufacturing and business operations, personnel, accounting, properties, etc. of an enterprise. The State Administration of Taxation issued the Notice Regarding the Determination of Chinese-Controlled Offshore Incorporated Enterprises as PRC Tax Resident Enterprises on the Basis of De Facto Management Bodies, or Circular 82, on April 22, 2009. Circular 82 provides certain specific criteria for determining whether the “de facto management body” of a Chinese-controlled offshore incorporated enterprise is located in China, which include all of the following conditions (1) the location where senior management members responsible for an enterprise’s daily operations discharge their duties; (2) the location where financial and human resource decisions are made or approved by organizations or persons; (3) the location where the major assets and corporate documents are kept; and (4) the location where more than half of all directors with voting rights or senior management have their habitual residence. However, the EIT Law and its implementing rules are relatively new and ambiguous in terms of certain definitions, requirements and detailed procedures, and currently no official interpretation or application of the “resident enterprise” definition is available. Therefore, it is unclear how PRC tax authorities will determine the tax residency of each company based on the facts and circumstances of the specific company. If we are treated as a resident enterprise for PRC tax purposes, we will be subject to PRC tax on our worldwide income at the 25% uniform tax rate, which could have an impact on our effective tax rate and an adverse effect on our net income and results of operations, although dividends distributed from our PRC subsidiaries to us could be exempt from PRC dividend withholding tax, since such income is exempted under the new EIT Law to a PRC resident recipient.

Although Circular 82 only applies to offshore enterprises controlled by PRC enterprises or PRC enterprise groups, not those controlled by PRC individuals or foreign individuals, the determining criteria set forth in Circular 82 may indicate the State Administration of Taxation’s general position on how the “de facto management body” test should be applied in determining the tax resident status of offshore enterprises, regardless of whether they are controlled by the PRC enterprises or PRC enterprise groups or individuals or by foreign individuals. If we were considered as a PRC “resident enterprise,” we would be subject to a PRC enterprise income tax on our worldwide income at a tax rate of 25%.

In addition, under the New EIT Law and its implementation regulations issued by the State Council, a 10% PRC withholding tax is applicable, unless otherwise reduced or exempted by relevant tax treaties, to dividends paid by a PRC resident enterprise to investors that are “non-resident enterprises,” which do not have an establishment or place of business in the PRC, or which have such establishment or place of business, but the dividends are not effectively connected with such establishment or place of business, to the extent such dividends are derived from sources within the PRC. Similarly, if we are considered a “PRC resident enterprise”, any gain realized on the transfer of our common stock by investors is, also, subject to PRC tax, at a rate of 10% unless otherwise reduced or exempted by relevant tax treaties, if such gain is regarded as income derived from sources within the PRC. If we were considered a PRC resident enterprise, it is unclear whether dividends paid on our common stock, or any gain realized from the transfer of our common stock, would be treated as income derived from sources within the PRC and would as a result be subject to PRC taxation. It is also unclear whether, if we are considered a PRC resident enterprise, holders of our common stock would be able to claim the benefit of income tax treaties or agreements entered into among China and other countries or areas. If dividends payable to our non-PRC investors, or gains from the transfer of our common stock by such investors are subject to PRC tax, the value of your investment in our common stock may be materially and adversely affected.

There are differences between PRC and U.S. Generally Accepted Accounting Principles.

Our profits will be derived from the business of the Joint Venture, which is established in the PRC. The profits available for distribution for companies established in the PRC are determined in accordance with PRC accounting standards, which may differ from the amounts determined under U.S. GAAP. In the event that the amount of the profits determined under the PRC accounting standard in a given year is less than that determined under the U.S. GAAP, our results of operations may be affected adversely.

Future inflation in China may inhibit economic activity and adversely affect our operations.

The Chinese economy has experienced periods of rapid expansion in recent years, which has resulted in high rates of inflation and deflation. This has caused the PRC government to, from time to time, enact various corrective measures designed to restrict the availability of credit or regulate growth and contain inflation. Significant inflation may, in the future, cause the PRC government to once again impose controls on credit and/or prices, or to take other action, which could inhibit economic activity in China. Any action on the part of the PRC government that seeks to control credit and/or prices may adversely affect our business.

We may be restricted from freely converting the Renminbi (“RMB”) to other currencies in a timely manner.

At the present time, the RMB is not a freely convertible currency. We will receive the vast majority of our revenue in RMB, which may need to be converted to other currencies, primarily U.S. dollars, in order to be remitted outside of the PRC. Effective July 1, 1996, foreign currency “current account” transactions by foreign investment enterprises are no longer subject to the approval of State Administration of Foreign Exchange (“SAFE”), but need only a ministerial review, according to the Administration of the Settlement, Sale and Payment of Foreign Exchange Provisions promulgated in 1996 (the “FX regulations”). “Current account” items include international commercial transactions, which occur on a regular basis, such as those relating to trade and provision of services. Distributions to Participants also are considered “current account transactions.” Other non-current account items, known as “capital account” items, remain subject to SAFE approval. Under current regulations, we can obtain foreign currency in exchange for RMB from swap centers authorized by the government. No assurance can be given that foreign currency shortages or changes in currency exchange laws and regulations by the PRC government will not restrict us from freely converting RMB in a timely manner.

Approval from appropriate government authorities is required where RMB is to be converted into foreign currency and remitted out of China to pay capital expenses. The PRC government may, also, at its discretion, restrict access in the future to foreign currencies for current account transactions. Under our joint venture structure, the primary source of our income will be payments from the Joint Venture, which is subject to China law. Shortages in the availability of foreign currency may restrict the ability of the Joint Venture to remit sufficient foreign currency to make payments to us, or otherwise satisfy foreign currency denominated obligations. If the foreign exchange control system prevents us from obtaining sufficient foreign currency to satisfy our currency needs, our operations will be adversely affected.

If we make equity compensation grants to persons who are PRC citizens, they may be required to register with SAFE. We may also face regulatory uncertainties that could restrict our ability to adopt equity compensation plans for our directors and employees under PRC laws.

In 2005, the PRC State Administration of Foreign Exchange (“SAFE”) promulgated regulations which require registrations with, and approval from, SAFE on direct or indirect offshore investment activities by PRC legal person resident and/or natural person resident. On April 6, 2007, SAFE issued the “Operating Procedures for Administration of Domestic Individuals Participating in the Employee Stock Ownership Plan or Stock Option Plan of An Overseas Listed Company”, also known as “Circular 78”. It is not clear whether Circular 78 covers all forms of equity compensation plans or only those which provide for the granting of stock options. For any plans which are so covered and are adopted by a non-PRC listed company, such as us, after April 6, 2007, Circular 78 requires all participants who are PRC citizens to register with, and obtain approvals from, SAFE prior to their participation in any such plan.

If we adopt an employee stock option plan or any other equity incentive plan and make stock option grants under any such plan to our officers, directors and employees, some of whom are PRC citizens, they may be required to register with SAFE. If it is determined that any of our equity compensation plans are subject to Circular 78, failure to comply with such provisions may subject us and participants of our equity compensation plans who are PRC citizens to fines and legal sanctions and prevent us from being able to grant equity compensation to our PRC employees. In that case, our ability to compensate our employees and directors through equity compensation would be hindered and our business operations may be adversely affected. We believe that the registration and approval requirements contemplated in Circular 78 will be burdensome and time consuming.

SAFE regulations relating to offshore investment activities by PRC residents may increase our administrative burdens. If our shareholders who are PRC residents fail to make any required applications, registrations and filings under such regulations, we may be unable to distribute profits and may become subject to liability under PRC laws.

SAFE has promulgated several regulations, including Notice on Relevant Issues Concerning Foreign Exchange Administration for PRC Residents to Engage in Financing and Inbound Investment via Oversea Special Purpose Vehicles, or “Circular No. 75”, issued on October 21, 2005 and effective as of November 1, 2005 and certain implementation rules issued in recent years, requiring registrations with, and approvals from, PRC government authorities in connection with direct or indirect offshore investment activities by PRC residents and PRC corporate entities. These regulations apply to our shareholders and beneficial owners who are PRC residents.

Although we have requested our PRC shareholders to complete the SAFE Circular No. 75 registration, there is no assurance that all of our PRC shareholders will be able to comply with the requirements imposed by Circular 75. The failure or inability of our PRC shareholders to receive any required approvals or make any required registrations may subject us to fines and legal sanctions, limit our ability to make distributions or pay dividends, or affect our ownership structure, as a result of which our operations and our ability to distribute profits to you could be materially and adversely affected.

Contractual arrangements entered into may be subject to audits or challenges by the PRC tax authorities, and a finding that we may owe taxes could materially and adversely impact our financial condition and results of operations.

Under applicable PRC laws, rules and regulations, arrangements and transactions among related parties may be subject to audits or challenges by the PRC tax authorities. We cannot assure you that each of our transactions with Harbin Haixin Biological Fertilizer Co. Ltd. will be regarded by the PRC tax authorities as arm’s-length transactions. The relevant tax authorities may determine that our contractual relationships with Harbin Haixin Biological Fertilizer Co. Ltd. were not entered into on an arm’s-length basis. If the PRC tax authorities determine that any of those transactions are not on an arm’s length basis, or result in an impermissible reduction in taxes under applicable PRC laws, rules and regulations, the PRC tax authorities may adjust our income, expenses, profits and losses, which could in turn increase our tax liabilities. In addition, the PRC tax authorities may impose late payment fees and other penalties for underpaid taxes. Our net income may be adversely and materially affected if our tax liabilities increase or if it is found to be subject to late payment fees or other penalties.

ITEM 1B.	UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.	PROPERTIES

The Company leases space at 699 Serramonte Blvd Ste 212, Daly City, CA 94015. We believe that this space is adequate for our needs at this time, and we believe that we will be able to locate additional space in the future, if needed, on commercially reasonable terms.

ITEM 3 .	LEGAL PROCEEDINGS

None.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable

PART II

ITEM 5.	MARKET FOR OUR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

(a) Market Information. Our Common Stock is not traded on any exchange. No assurance can be given that any active market for our Common Stock will ever develop.

(b) Holders. As of February 10, 2014, there were 194 record holders of all of our issued and outstanding shares of Common Stock.

(c) Dividend Policy

We have not declared or paid any cash dividends on our Common Stock and do not intend to declare or pay any cash dividend in the foreseeable future. The payment of dividends, if any, is within the discretion of the Board of Directors and will depend on our earnings, if any, our capital requirements and financial condition and such other factors as the Board of Directors may consider.

ITEM 6.	SELECTED FINANCIAL DATA.

As a smaller reporting company, as defined in Rule 12b-2 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we are not required to provide the information required by this item.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Certain statements in this report and elsewhere (such as in other filings by the Company with the Securities and Exchange Commission ("SEC"), press releases, presentations by the Company of its management and oral statements) may constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates," and "should," and variations of these words and similar expressions, are intended to identify these forward-looking statements. Actual results may materially differ from any forward-looking statements. Factors that might cause or contribute to such differences include, among others, competitive pressures and constantly changing technology and market acceptance of the Company's products and services. The Company undertakes no obligation to publicly release the result of any revisions to these forward-looking statements, which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Results of Operations

Fiscal Year Ended December 31, 2012 Compared to Fiscal Year Ended December 31, 2011

Revenue

Revenue was $0 and $0 for the years ended December 31, 2012 and 2011 respectively.

Operating Expenses

Operating expenses were $20,884 and $44,590 for the years ended December 31, 2012 and 2011, respectively.

 Net Loss

Our net losses for the years ended December 31, 2012 and 2011 were $21,734 and $45,540, respectively.

Liquidity and Capital Resources

Years ended December 31, 2012 as compared to December 31, 2011

During the years ended December 31, 2012 and 2011, the Company recognized negative cash flows from operating activities of ($19,333) and ($44,590), respectively. As of December 31, 2012, the Company held cash and cash equivalents of $0 compared to cash of $18,346 as of December 31, 2011.

Management has been successful in raising sufficient funds to cover the Company’s immediate expenses including general and administrative.

The Company as a whole may continue to operate at a loss for an indeterminate period thereafter, depending upon the performance of its new businesses. In the process of carrying out its business plan, the Company will continue to identify new financial partners and investors. However, it may determine that it cannot raise sufficient capital to support its business on acceptable terms, or at all. Accordingly, there can be no assurance that any additional funds will be available on terms acceptable to the Company or at all.

Commitments

We do not have any commitments, which are required to be disclosed in tabular form as of December 31, 2012.

Off-Balance Sheet Arrangements

As of December 31, 2012, we have no off-balance sheet arrangements such as guarantees, retained or contingent interest in assets transferred, obligation under a derivative instrument and obligation arising out of or a variable interest in an unconsolidated entity.

Critical Accounting Policies

In preparing our consolidated financial statements, we make estimates, assumptions and judgments that can have a significant impact on our operating income and net income as well as on the value of certain assets and liabilities on our consolidated balance sheet. The application of our critical accounting policies requires an evaluation of a number of complex criteria and significant accounting judgments by us. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Senior management has discussed the development, selection and disclosure of these estimates with the Board of Directors. Actual results may differ materially from these estimates under different assumptions or conditions.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a smaller reporting company, as defined in Rule 12b-2 of the Exchange Act, we are not required to provide the information required by this item.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

See the index to the Financial Statements below, beginning on page F-1.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) in effect as of December 31, 2012 was carried out under the supervision and with the participation of our Chief Executive Officer who also performs the functions of the principal financial officer. Based upon that evaluation, the Chief Executive Officer (acting in that capacity and also as the Company’s principal financial officer) concluded that the design and operation of our disclosure controls and procedures were effective as of December 31, 2012 (the end of the period covered by this annual report on Form 10-K).

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles. It should be noted, however, that because of inherent limitations, any system of internal controls, however well-designed and operated, can provide only reasonable, but not absolute, assurance that financial reporting objectives will be met. In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

An internal control material weakness is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the financial statements would not be prevented or detected on a timely basis by employees in the normal course of their work. Our Chief Executive Officer, also performing the functions of the principal financial officer, conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2012 based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organization of the Treadway Commission (the COSO criteria). Based on that evaluation under the COSO criteria, our management concluded that the Company did maintain effective internal control over financial reporting as of December 31, 2012.

No Attestation Report of the Registered Public Accounting Firm

This Annual Report on Form 10-K does not include an attestation report of the Company’s independent registered public accounting firm regarding the Company’s internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to an exemption for smaller reporting companies under Section 989G of the Dodd-Frank Wall Street Reform and Consumer Protection Act. The Dodd-Frank Act provides an exemption from the independent auditor attestation requirement under Section 404(b) of the Sarbanes-Oxley Act for small issuers that are neither a large accelerated filer nor an accelerated filer. The Company qualifies for this exemption.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation referred to above during the last quarter of fiscal 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following table sets forth information concerning our officers and directors as of December 31, 2012 together with all positions and offices of the Company held by each and the term of office and the period during which each has served:

Executive Officers

Name	Age	Position
GUOZHI WANG		CEO, PRESIDENT, DIR.
BING CAO		CFO, TREASURER, DIR.
QINGWU GAO		SECRETARY, DIR.

Directors, Executive Officers, Promoters and Control Persons

GUOZHI WANG -- CEO, PRESIDENT, DIR.

Name	Guozhi Wang
Date of Birth	1/27/1986
Degree	Bachelor Degree

Employment History
Start	End	Description
2006	2009	Harbin Jianong Edible Mushroom Cultivation Farm
2009	2012	Harbin Longguangda Construction Engineering Co., Ltd.
2012		US-BLH BIO-ENGINEERING INT'L, INC.

BING CAO—CFO, TREASURER, DIR.

Name	Bing Cao
Date of Birth	12/5/1979
Degree	Bachelor Degree

Employment History
Start	End	Description
2000		Harbin Longli Medical Products Co., Ltd.
2004		Harbin Wande Technology Corporation
2008	2009	Harbin Jiapeng Agricultural Technology Development Co., Ltd.
2009	2012	Harbin Longguangda Construction Engineering Co., Ltd.
2012		US-BLH BIO-ENGINEERING INT'L, INC.

QINGWU GAO-- SECRETARY, DIR.

Name	Qingwu Gao
Date of Birth	5/24/1961
Degree	3 Year Technical College
Major	Financial Accounting

Employment History
Start	End	Description
1981	1997	Heilongjiang Engineering Geological and Hydrological Geological Survey Institute – Director of Finance, Accounting, Technology, and Engineering
1998	2001	Yuanda Medicinal – Financial Manager
2002	2004	Harbin Green Industry Co., Ltd. – Financial Manager
2005	2012	Heilongjiang Tianshunyuan Pure Foods Co., Ltd. – Financial Manager
2012		US-BLH BIO-ENGINEERING INT'L, INC.

Compensation and Audit Committees

As we only have three board members and given our limited operations, we do not have separate or independent audit or compensation committees. Our Board of Directors has determined that it does not have an “audit committee financial expert,” as that term is defined in Item 407(d)(5) of Regulation S-K. In addition, we have not adopted any procedures by which our shareholders may recommend nominees to our Board of Directors.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and executive officers and persons who beneficially own more than ten percent of our Common Stock (collectively, the “Reporting Persons”) to report their ownership of and transactions in our Common Stock to the SEC. Copies of these reports are also required to be supplied to us. To our knowledge, during the fiscal year ended December 31, 2012 the Reporting Persons complied with all applicable Section 16(a) reporting requirements.

Code of Ethics

We have not adopted a Code of Ethics given our limited operations. We expect that our Board of Directors following a merger or other acquisition transaction will adopt a Code of Ethics.

ITEM 11. EXECUTIVE COMPENSATION.

Summary Compensation Table. The following table sets forth certain information concerning the annual compensation of our Chief Executive Officer and our other executive officers during the last two fiscal years including both accrued and cash compensation.

Summary Compensation Table.   The following table sets forth certain information concerning the annual compensation of our Chief Executive Officer and our other executive officers during the last two fiscal years.

(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Name and Principal Position	Year	Salary* ($)	Bonus	Stock Awards	Option Awards	Non-equity incentive plan compensation	Nonqualified deferred compensation earnings	All Other Compensation	Total Compensation
Guozhi Wang, Chairman, Pres., Dir.	2012	0	0	0	0	0	0	0	0
	2011	0	0	0	0	0	0	0	0
Qingwu Gao, Sec., Dir.	2012	0	0	0	0	0	0	0	0
	2011	0	0	0	0	0	0	0	0
Bing Cao, CFO, Treas., Dir.	2012	0	0	0	0	0	0	0	0
	2011	0	0	0	0	0	0	0	0

Director Compensation

We do not currently pay any cash fees to our directors, nor do we pay director’s expenses in attending board meetings.

Employment Agreements

We are not a party to any employment agreements.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information as of December 31, 2012 regarding the number and percentage of our Common Stock (being our only voting securities) beneficially owned by each officer, director, each person (including any “group” as that term is used in Section 13(d)(3) of the Exchange Act) known by us to own 5% or more of our Common Stock, and all officers and directors as a group.

Beneficial Owner	Address	Number of Shares Beneficially Owned (*)	Percent of Class (**)

GUOZHI WANG	Daly City, CA	35,500,000	64.5%
BING CAO	Daly City, CA	0	0%.
QINGWU GAO	Daly City, CA	0	0%
All Directors and Officers as a Group (3 persons)		35,500,000	64.5%

(*) Beneficial ownership is determined in accordance with the rules of the SEC which generally attribute beneficial ownership of securities to persons who possess sole or shared voting power and/or investment power with respect to those securities. Unless otherwise indicated, voting and investment power are exercised solely by the person named above or shared with members of such person’s household. This includes any shares such person has the right to acquire within 60 days.

(**) Percent of class is calculated on the basis of the number of common shares outstanding on December 31, 2012 (55,000,000) shares. The Company had 194 common shareholders as of December 3, 2013.

Unless otherwise indicated, we have been advised that all individuals or entities listed have the sole power to vote and dispose of the number of shares set forth opposite their names. For purposes of computing the number and percentage of shares beneficially owned by a security holder, any shares which such person has the right to acquire within 60 days of December 31, 2012 are deemed to be outstanding, but those shares are not deemed to be outstanding for the purpose of computing the percentage ownership of any other security holder.

We currently do not maintain any equity compensation plans.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Our Board of Directors consist solely of Guozhi Wang, Bing Cao and Qingwu Gao. They are not independent as such term is defined by a national securities  exchange or an inter-dealer quotation system.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees

The aggregate fees billed by Sam Kan & Co. & KLJ & Associates, LLP for professional services rendered for the audit of our annual financial statements on Forms 10-K or services that are normally provided in connection with statutory and regulatory filings were $8,500 for the fiscal year ended December 31, 2012 and $0 for 2011.

Audit-Related Fees

None.

Tax Fees

None.

All Other Fees

None.

Pre-Approval Policy

We do not currently have a standing audit committee. The above services were approved by our Board of Directors.

PART IV

Item 15.Exhibits and Financial Statement Schedules

(a) The following documents are filed as part of this Report:

1. Financial Statements. The following financial statements and the report of our independent registered public accounting firm, are filed herewith.

2. Financial Statement Schedules.

Schedules are omitted because the information required is not applicable or the required information is shown in the financial statements or notes thereto.

3. Exhibits Incorporated by Reference or Filed with this Report.

•

Reports of Independent Registered Public Accounting Firms

•

Balance Sheets as of December 31, 2012 and 2011

•

Statements of Operations for the year ended December 31, 2012 and 2011

•

Statements of Changes in Stockholders’ Deficit for the year ended December 31, 2012 and 2011

•

Statements of Cash Flows for the year ended December 31, 2012 and 2011

•

Notes to Financial Statements

Exhibit No.	Description

31.1	Chief Executive Officer Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Chief Financial Officer Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Chief Executive and Financial Officer Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002.*

US-BLH BIO-ENGINEERING INT'L, INC.

(A Development Stage Company)

FINANCIAL STATEMENTS

December 31, 2012 and 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of US-BLH Bio-Engineering International, Inc.

We have audited the accompanying balance sheets of US-BLH Bio-Engineering International, Inc. (a development stage company) (the “Company”) as of December 31, 2012 and 2011 , and the related statements of operations, stockholders’ equity (deficit), and cash flows for each of the two years ended December 31, 2012 and from August 6, 2010 (inception) through December 31 2012. US-BLH Bio-Engineering International, Inc. is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits on accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, based upon our audit the financial statements referred to above present fairly, in all material respects, the financial position of US-BLH Bio-Engineering International, Inc. as of December 31, 2012 and 2011 and the results of its operations and its cash flows for each of  the two years ended December 31, 2012 and from August 6, 2010 through December 31, 2012 n conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the financial statements, The Company is in the development stage, has not earned revenue, has suffered net losses and has had negative cash flows from operating activities during the year ended December 31, 2012 and from August 6, 2010 (inception) through December 31, 2012. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 2. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

/s/ KLJ & Associates, LLP KLJ & Associates, LLP
St. Louis Park, MN
March 5, 2014

1660 Highway 100 South

Suite 500

St. Louis Park, Minnesota  55416

630.277.2330

US-BLH BIO-ENGINEERING INT'L, INC. (A Development Stage Company) Balance Sheets
	December 31,
	2012	2011
ASSETS
Current assets
Cash	$-	$18,346
Total current assets	-	18,346

Total assets	$-	$18,346

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities
Accounts payable	$3,351	$950
Related party loans	1,706	-
Total current liabilities	5,057	950

Stockholders' equity (deficit)
Common stock, no par value; 250,000,000 shares authorized; 54,521,000 and 55,000,000 shares issued and outstanding at December 31, 2012 and 2011	81,781	82,500
Deficit accumulated during development stage	(86,838)	(65,104)
Total stockholders' equity (deficit)	(5,057)	17,396

Total liabilities and stockholders' (deficit) equity	$-	$18,346

See accompanying notes to financial statements

US-BLH BIO-ENGINEERING INT'L, INC. (A Development Stage Company) Statements of Operations
	Year Ended December 31,		Period from August 6, 2010 (Inception) to December 31, 2012
	2012	2011
Revenue	$-	$-	$-

Operating expenses
General and administrative	20,884	44,590	65,806
Total operating expenses	20,884	44,590	65,806

Loss from operations	(20,884)	(44,590)	(65,806)

Other expense
Interest expense	50	50	100
Total other expense	50	50	(100)

Provision for income taxes	(800)	(900)	(1,700)

Net loss	$(21,734)	$(45,540)	$(67,606)

Basic and diluted loss per common share	$(0.00)	$(0.00)

Weighted average shares outstanding	54,608,817	53,782,805

See accompanying notes to financial statements

US-BLH BIO-ENGINEERING INT'L, INC. (A Development Stage Company) Statement of Stockholders’ Equity (Deficit)
	Common Stock		Accumulated Deficit	Total
	Shares	Amount
Balance, Inception on August 6, 2010	-	$-	$-	$-

Net Loss, Period ended December 31, 2010	-	-	(332)	(332)
Balance, December 31, 2010	-	-	(332)	(332)

Common stock issued for cash	55,000,000	82,500	-	82,500
Dividend			(19,232)	(19,232)
Net Loss, Year ended December 31, 2011	-	-	(45,540)	(64,772)
Balance, December 31, 2011	55,000,000	82,500	(65,104)	17,396

Common stock issued for cash	-	-	-	-
Shares cancellation	(479,000)	(719)	-	(719)
Net Loss, Year ended December 31, 2012	-	-	(21,734)	(21,734)
Balance, December 31, 2012	54,521,000	$81,781	$(86,838)	$(5,057)

See accompanying notes to financial statements

US-BLH BIO-ENGINEERING INT'L, INC.
(A Development Stage Company)
Statements of Cash Flows

	Year Ended December 31,		Period from August 6, 2010 (Inception) to December 31, 2012
	2012	2011
Cash flows from operating activities
Net loss	$(21,734)	$(45,540)	$(67,606)
Changes in operating liabilities:
Accounts payable	2,401	950	3,351
Net cash used in operating activities	(19,333)	(44,590)	(64,255)

Cash flows from investing activities	-	-	-

Cash flows from financing activities
Proceeds from related party loans	1,706	-	1,706
Repayment of related party loans	-	(332)	-
Dividend paid		(19,232)	(19,232)
Proceeds from sale of stock	-	82,500	82,500
Redemption of common shares	(719)	-	(719)
Net cash provided by financing activities	987	62,936	64,255

Net change in cash	(18,346)	18,346	-
Cash at beginning of period	18,346	-	-
Cash at end of period	$-	$18,346	$-

Supplemental cash flow information
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

See accompanying notes to financial statements

US-BLH BIO-ENGINEERING INT'L, INC.

 (A Development Stage Company)

Notes to Financial Statements

December 31, 2012 and 2011

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A summary of significant accounting policies of US-BLH BIO-ENGINEERING INT'L, INC. (A Development Stage Company) (the Company) is presented to assist in understanding the Company’s financial statements. The accounting policies presented in these footnotes conform to accounting principles generally accepted in the United States of America and have been consistently applied in the preparation of the accompanying financial statements. These financial statements and notes are representations of the Company’s management who are responsible for their integrity and objectivity. The Company has not realized revenues from its planned principal business purpose and is considered to be in its development state in accordance with ASC 915, “Development Stage Entities”, formerly known as SFAS 7, “Accounting and Reporting by Development Stage Enterprises.”

Organization, Nature of Business and Trade Name

The Company was incorporated in the State of California on August 6, 2010. The Company is a development stage company and is a medicinal equipment exporter.

Basis of Presentation

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reported period. Actual results could differ from those estimates. Management further acknowledges that it is solely responsible for adopting sound accounting practices, establishing and maintaining a system of internal accounting control and preventing and detecting fraud. The Company’s system of internal accounting control is designed to assure, among other items, that (1) recorded transactions are valid; (2) all valid transactions are recorded and (3) transactions are recorded in the period in a timely manner to produce financial statements which present fairly the financial condition, results of operations and cash flows of the company for the respective periods being presented.

Property and Equipment

Property and equipment are carried at cost. Expenditures for maintenance and repairs are charged against operations. Renewals and betterments that materially extend the life of the assets are capitalized. When assets are retired or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts, and any resulting gain or loss is reflected in income for the period.

Estimated
Useful Lives
Office Equipment	5-10 years
Copier	5-7 years

For federal income tax purposes, depreciation is computed under the modified accelerated cost recovery system. For financial statements purposes, depreciation is computed under the straight-line method.

The Company has been in the developmental stage since inception and has no operation to date. The Company currently does not have any property and equipment. The above accounting policies will be adopted upon the Company maintains property and equipment.

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all short-term debt securities purchased with maturity of three months or less to be cash equivalents.

Revenue and Cost Recognition

The Company has been in the developmental stage since inception and has no operations to date. The Company currently does not have a means for generating revenue. Revenue and Cost Recognition procedures will be implemented based on the type of properties required and sale contract specifications.

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Fair Value of Financial Instruments

The Company applies fair value accounting for all financial assets and liabilities and non-financial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a recurring basis. The Company defines fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities, which are required to be recorded at fair value, the Company considers the principal or most advantageous market in which the Company would transact and the market-based risk measurements or assumptions that market participants would use in pricing the asset or liability, such as risks inherent in valuation techniques, transfer restrictions and credit risk. Fair value is estimated by applying the following hierarchy, which prioritizes the inputs used to measure fair value into three levels and bases the categorization within the hierarchy upon the lowest level of input that is available and significant to the fair value measurement:

Level 1 – Quoted prices in active markets for identical assets or liabilities.

Level 2 – Observable inputs other than quoted prices in active markets for identical assets and liabilities, quoted prices for identical or similar assets or liabilities in inactive markets, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3 – Inputs that are generally unobservable and typically reflect management’s estimate of assumptions that market participants would use in pricing the asset or liability.

The Company’s valuation techniques used to measure the fair value of money market funds and certain marketable equity securities were derived from quoted prices in active markets for identical assets or liabilities. The valuation techniques used to measure the fair value of all other financial instruments, all of which have counterparties with high credit ratings, were valued based on quoted market prices or model driven valuations using significant inputs derived from or corroborated by observable market data.

In accordance with the fair value accounting requirements, companies may choose to measure eligible financial instruments and certain other items at fair value. The Company has not elected the fair value option for any eligible financial instruments.

Advertising

Advertising expenses are recorded as general and administrative expenses when they are incurred. There was no such cost incurred for the years ended December 31, 2012 or 2011.

Use of Estimates

The preparation of financial statements in accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  A change in managements’ estimates or assumptions could have a material impact on the Company’s financial condition and results of operations during the period in which such changes occurred. Actual results could differ from those estimates. The Company’s financial statements reflect all adjustments that management believes are necessary for the fair presentation of their financial condition and results of operations for the periods presented.

Capital Stock

The Company has authorized two hundred and fifty million (250,000,000) shares of common stock with no par value. Currently, there were 54,521,000 and 55,000,000 shares issued and outstanding as of December 31, 2012 and 2011.

Income Taxes

The Company recognizes the tax effects of transactions in the year in which such transactions enter into the determination of net income, regardless of when reported for tax purposes.

Recently Issued Accounting Pronouncements

Recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC did not, or are not believed by management to, have a material impact on the Company’s present or future  financial statements.

NOTE 2 – GOING CONCERN

The Company's financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company does not have significant cash or other current assets, nor does it have an established source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern.

Under the going concern assumption, an entity is ordinarily viewed as continuing in business for the foreseeable future with neither the intention nor the necessity of liquidation, ceasing trading, or seeking protection from creditors pursuant to laws or regulations. Accordingly, assets and liabilities are recorded on the basis that the entity will be able to realize its assets and discharge its liabilities in the normal course of business.

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plan described in the Business paragraph and eventually attain profitable operations. The accompanying financial statements do not include any adjustments that may be necessary if the Company is unable to continue as a going concern.

During the next year, the Company’s foreseeable cash requirements will relate to continual development of the operations of its business, maintaining its good standing and making the requisite filings with the Securities and Exchange Commission, and the payment of expenses associated with research and development. The Company may experience a cash shortfall and be required to raise additional capital.

Historically, it has mostly relied upon internally generated funds and funds from the sale of shares of stock to finance its operations and growth. Management may raise additional capital through future public or private offerings of the Company’s stock or through loans from private investors, although there can be no assurance that it will be able to obtain such financing. The Company’s failure to do so could have a material and adverse affect upon it and its shareholders.

NOTE 3 – INCOME TAXES

We did not provide any current or deferred U.S. federal income tax provision or benefit for any of the periods presented because we have experienced operating losses since inception.  When it is more likely than not that a tax asset cannot be realized through future income the Company must allow for this future tax benefit.  We provided a full valuation allowance on the net deferred tax asset, consisting of net operating loss carry forwards, because management has determined that it is more likely than not that we will not earn income sufficient to realize the deferred tax assets during the carry forward period.

The Company has not taken a tax position that, if challenged, would have a material effect on the financial statements for the years ended December 2012 applicable under FASB ASC 740.  We did not recognize any adjustment to the liability for uncertain tax position and therefore did not record any adjustment to the beginning balance of accumulated deficit on the consolidated balance sheet.   All tax returns for the Company remain open.

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before provision for income taxes. The sources and tax effects of the differences for the periods presented are as follows:

Income tax provision at the federal statutory rate	35%
Effect on operating losses	(35%)
-

Changes in the net deferred tax assets consist of the following:

	2012	2011
Net operating loss carry forward	$21,734	$45,540
Valuation allowance	(21,734)	(45,540)
Net deferred tax asset	$-	$-

NOTE 3 – INCOME TAXES (CONTINUED)

A reconciliation of income taxes computed at the statutory rate is as follows:

	2012	2011
Net operating loss carry forward	$7,610	$15,589
Valuation allowance	(7,610)	(15,589)
Net deferred tax asset	$-	$-

The net federal operating loss carry forward will expire in 2026.  This carry forward may be limited upon the consummation of a business combination under IRC Section 381.

NOTE 4 – COMMON STOCK

During the year ended December 31, 2011, 55,000,000 shares of common stock were issued to various shareholders at $.0015 per share for total cash proceeds of $82,500.

During the year ended December 31, 2012, 479,000 shares of common stock were cancelled by various shareholders at $0.0015 per share with total cash returns of $719.

There were 54,521,000 and 55,000,000 shares issued and outstanding at December 31, 2012 and 2011.

The company’s president, Guozhi Wang, owns 64.5% of total shares issued and outstanding and is the only related party with an interest equal to or greater than 5%. The price of the common stock issued was arbitrarily determined and bore no relationship to any objective criterion of value. At the time of issuance, the Company was recently formed or in the process of being formed and possessed no material assets.

Note 5 - Related Party

The Company neither owns nor leases any real or personal property.  The officers and directors for the Company are involved in other business activities and may, in the future, become involved in other business opportunities.  If a specific business opportunity becomes available, such persons may face a conflict in selecting between the Company and their other business interest.  The Company has not formulated a policy for the resolution of such conflicts.

During the period ended December 31, 2012, the Company advanced total of $1,706 from the related parties to pay off the company’s expenditures. The advance from related parties is due on demand with no interest incurred.

NOTE 6 - JOINT VENTURE FOR POTENTIAL PROJECTS

The Company entered a joint venture agreement with an unrelated foreign company on October 31, 2010. The agreement confirms their mutual intent to identify and work for certain projects together in the next 20 years. The joint venture will be officially started once the Company has raised enough capital and lucrative business opportunity is identified.  In according with ASC810-10-15-14, “Variable Interest Entity” or VIE, in order to qualify as a VIE, the entity should have one or more than one party meets the economic criterion of a primary beneficiary, but only one party will have power.  A reporting entity does not have to exercise its power to have power. Rather, the focus is on who has the ability to direct the activities that most significantly impact the economic if so that entity needs to perform the consolidation.  As stated above, the Company entered a JV agreement with the other party; however, the agreement has not been started as of the filing date because there is not enough capital being raised and the business has not been identified yet.  If the agreement started, the Company will consider which party has the power and has the ability to direct the activities that most significantly impact the economic and the Company will consider who needs to be performed the consolidation on its book.

NOTE 7 – SUBSEQUENT EVENTS

The Company evaluated all events or transactions that occurred after December 31, 2012 through the date of this filing. No additional disclosure required.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

US-BLH BIO-ENGINEERING INT’L, INC.

Date: March 5, 2014
	By:	/s/ Oingqu Gao
QINGWU GAO, Secretary

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 5, 2014

	By:	/s/ Guozhi Wang
GUOZHI WANG, President, CEO