Form 10-Q
period 2013-06-30
US-BLH BIO-ENGINEERING INT'L, INC.
filed 2014-03-07
CIK 1547021

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

  X .QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

US-BLH BIO-ENGINEERING INT’L, INC.

QUARTERLY PERIOD ENDED JUNE 30, 2013

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

US-BLH BIO-ENGINEERING INT’L, INC.

(A Development Stage Company)

FINANCIAL STATEMENTS

June 30, 2013

Condensed Balance Sheets as of June 30, 2013 (unaudited) and December 31, 2012	4
Condensed Statements of Operations for the Three and Six Months Ended June 30, 2013 and 2012 and the Period of August 6, 2010 (Inception) to June 30, 2013 (unaudited)	5
Condensed Statements of Cash Flows for the Six Months Ended June 30, 2013 and 2012 and the Period of August 6, 2010 (Inception) to June 30, 2013 (unaudited)	6
Notes to Financial Statements (unaudited)	7

US-BLH BIO-ENGINEERING INT'L, INC.
(A Development Stage Company)
Condensed Balance Sheets

	June 30, 2013	December 31, 2012
	(unaudited)
ASSETS
Current assets
Cash	$-	$-
Total current assets	-	-

Total assets	$-	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable	$1,500	$3,351
Related party loans	6,185	1,706
Total current liabilities	7,685	5,057

Stockholders' (deficit)
Common stock, no par value; 250,000,000 shares authorized; 54,521,000 issued and outstanding	81,781	81,781
Deficit accumulated during development stage	(89,466)	(86,838)
Total stockholders’ (deficit)	(7,685)	(5,057)

Total liabilities and stockholders' (deficit)	$-	$-

See accompanying notes to unaudited financial statements.

US-BLH BIO-ENGINEERING INT'L, INC.
(A Development Stage Company)
Condensed Statements of Operations (Unaudited)

	Three months ended June 30,		Six months ended June 30,		Period from August 6, 2010 (Inception) to June 30, 2013
	2013	2012	2013	2012
Revenue	$-	$-	$-	$-	$-

Operating expenses
General and administrative	1,403	1,743	2,628	15,865	68,434
Total operating expenses	1,403	1,743	2,628	15,865	68,434

Loss from operations	(1,403)	(1,743)	(2,628)	(15,865)	(68,434)

Other expense
Interest expense	-	-	-	-	100
Total other expense	-	-	-	-	(100)

Income before taxes	(1,403)	(1,743)	(2,628)	(15,865)	(68,534)

Income tax	-	-	-	-	(1,700)

Net loss	$(1,403)	$(1,743)	$(2,628)	$(15,865)	$(70,234)

Basic and diluted loss per common share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average shares outstanding	54,521,000	54,521,000	54,521,000	54,697,599

See accompanying notes to unaudited financial statements.

US-BLH BIO-ENGINEERING INT'L, INC.
(A Development Stage Company)
Condensed Statements of Cash Flows (Unaudited)

	Six months ended June 30,		Period from August 6, 2010 (Inception) to June 30, 2013
	2013	2012
Cash flows from operating activities
Net loss	$(2,628)	$(15,865)	$(70,234)
Changes in operating liabilities:
Accounts payable	(1,851)	400	1,500
Net cash used in operating activities	(4,479)	(15,465)	(68,734)

Cash flows from investing activities	-	-	-

Cash flows from financing activities
Proceeds from related party loans	4,479	1,343	6,185
Dividends paid	-	-	(19,232)
Proceeds from sale of stock	-	-	82,500
Cancellation of common shares	-	(719)	(719)
Net cash provided by financing activities	4,479	624	68,734

Net change in cash	-	(14,841)	-
Cash at beginning of period	-	18,346	-
Cash at end of period	$-	$3,505	$-

Supplemental cash flow information
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

See accompanying notes to unaudited financial statements.

US-BLH BIO-ENGINEERING INT’L, INC.

(A Development Stage Company)

Notes to Financial Statements (unaudited)

June 30, 2013

NOTE 1 – CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows June 30, 2013 and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2012 financial statements.  The results of operations for the periods ended June 30, 2013 are not necessarily indicative of the operating results for the full year.

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

During the period ended June 30, 2013, the Company advanced additional $4,479 loan from related parties. The balance as of June 30, 2013 and December 31, 2012 was $6,185 and $1,706, respectively.  The advance from related parties is due on demand with no interest incurred.

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

Going Concern

The Company’s financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. As of June 30, 2013 the Company had an accumulated deficit of $89,466. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

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

RESULTS OF OPERATIONS

During the three and six months ended June 30, 2013, we generated revenue of $0. During the three and six months ended June 30, 2012, we generated revenue of $0.

Operating expenses during the three and six months ended June 30, 2013 were $1,403 and $2,628, respectively, all of which consisted of general and administrative expenses such as accounting, professional and miscellaneous office expenditures. In comparison, operating expenses for the period ended June 30, 2012 were $1,743 and $15,865 all of which consisted of general and administrative expenses such as accounting, professional and miscellaneous office expenditures.

We have not been profitable from our inception in 2010 through June 30, 2013, and our accumulated deficit amounts to $89,466. There is significant uncertainty projecting future profitability due to our history of losses and lack of revenues. In our current state we have no recurring or guaranteed source of revenues and cannot predict when, if ever, we will become profitable. There is significant uncertainty projecting future profitability due to our minimal operating history and lack of guaranteed ongoing revenue streams.

Liquidity and Capital Resources

As of June 30, 2013, we had $0 in cash and did not have any other cash equivalents. The following table provides detailed information about our net cash flow for all financial statement periods presented in this Quarterly Report. To date, we have financed our operations through the issuance of stock and borrowings.

The following table sets forth a summary of our cash flows for the three months ended June 30, 2013 and the period ending June 30, 2012:

	Six Months Ended June 30, 2013	Six Months Ended June 30, 2012
Net cash used in operating activities	$(4,479)	$(15,465)
Net cash used in investing activities	-	-
Net cash provided by financing activities	4,479	624
Net increase (decrease) in Cash	-	(14,841)
Cash, beginning	-	18,346
Cash, ending	$-	$3,505

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

Operating activities

Net cash used in operating activities was $4,479 for the period ended June 30, 2013, as compared to $15,465 used in operating activities for the period ended June 30, 2012. The decrease in net cash used in operating activities was primarily due to a decrease in professional fees.

Investing activities

Net cash used in investing activities was $0 for the period ended June 30, 2013, as compared to $0 used in investing activities for the same period in 2012.

Financing activities

Net cash provided by financing activities for the period ended June 30, 2013 was $4,479 as compared to $624 for the same period of 2012. The decrease of net cash provided by financing activities was mainly attributable to an offering of common stock for cash that did not result in as much cash as the precious period.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Stock Issuances

None.

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities from the time of our inception through the period ended June 30, 2013.

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